Form 10-K/A
period 2022-04-30
Orion Bliss Corp.
filed 2022-06-29
CIK 1854183

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

/S BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

June 23, 2022

ORION BLISS CORP.

BALANCE SHEETS (Audited)

	As of April 30, 2022	As of April 30, 2021
ASSETS
Cash on hand	$–	$–
Website Development, net	134	0
Total Current Assets	$134	$0

LIABILITIES
Accounts Payable- Related party	$13,000	$1,000
Director Loan	15,549	725
Total Current Liabilities	28,549	1,725

Common stock, $0.0001 par value, 75,000,000 shares authorized; 2,000,000 shares issued and outstanding	200	200
Additional paid-in-capital	–	–
Accumulated deficit	(28,615)	(1,925)
Total Stockholders’ Equity	(28,415)	(1,725)

Total Liabilities and Stockholders’ Equity	$134	$0

The accompanying notes are an integral part of these financial statements.

ORION BLISS CORP.

STATEMENTS OF OPERATIONS (Audited)

	Year ended April 30, 2022	Year ended April 30, 2021

REVENUES	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	26,690	1,925

TOTAL OPERATING EXPENSES	26,690	1,925

NET INCOME (LOSS) FROM OPERATIONS	(26,690)	(1,925)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(26,690)	$(1,925)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,000,000	2,000,000

The accompanying notes are an integral part of these financial statements.

ORION BLISS CORP

STATEMENTS OF STOCKHOLDER EQUITY (Audited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, March 23, 2021	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on April 15, 2021	2,000,000	200	–	–	200

Net loss for the year ended April 30, 2021	–	–	–	(1,925)	(1,925)

Balance, April 30, 2021	2,000,000	$200	$–	$(1,925)	$(1,725)

Net loss for the year ending April 30, 2022	–	$–	$–	$(26,690)	$(26,690)

Balance, April 30, 2022	2,000,000	$200	$–	$(28,615)	$(28,415)

The accompanying notes are an integral part of these financial statements.

ORION BLISS CORP.

STATEMENTS OF CASH FLOWS (Audited)

	Year ended April 30, 2022	Year ended April 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(26,690)	$(1,925)
Website development	(134)	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(26,824)	(1,925)

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts Payable- Related Party	12,000	–
Related Party Loans	14,824	1,725
Proceeds from Sale of Common Stock	–	200
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	26,824	1,925

Net increase in cash and equivalents	–	–
Cash and equivalents at beginning of the period	–	–
Cash and equivalents at end of the period	$–	$–

Supplemental cash flow information:
Cash paid for:
Interest	$0	$0
Taxes	$0	$0

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in Ashdod Kalonite 9-57 Israel 7724233 on June 29, 2022.

Orion Bliss CORP.

By:	/s/ Marina Konstantinova
Name:	Marina Konstantinova
Title:	President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Marina Konstantinova		June 29, 2022
Marina Konstantinova	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

