Form 10-Q
period 2022-07-31
Orion Bliss Corp.
filed 2022-09-07
CIK 1854183

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File No. 333-257326

ORION BLISS CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-1591444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ashdod, Kalonite 9-57, Israel	7724233
(Address of principal executive offices)	(Zip Code)

(849) 859-3819

Email: orionbliss123456@gmail.com

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The number of shares outstanding of the issuer's common stock as of August 30, 2022 was 2,065,500.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORION BLISS CORP.

CONDENSED BALANCE SHEETS

	July 31, 2022	April 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Website Development, net	134	134
Total Current Assets	$134	$134

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Escrow Account (overdraft)	$123	$–
Accounts payable- Related party	16,000	13,000
Director loan	19,752	15,549
Total Current Liabilities	35,875	28,549

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 2,065,500 and 2,000,000 shares issued and outstanding respectively;	207	200
Additional paid-in capital	1,303	–
Accumulated deficit	(37,251)	(28,615)
Total Stockholders’ Deficit	(35,741)	(28,415)

Total Liabilities and Stockholders’ Deficit	$134	$134

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended July 31, 2022	Three months ended July 31, 2021

REVENUES	$–	$–

General and Administrative Expenses	8,636	9,699

NET INCOME (LOSS) FROM OPERATION	(8,636)	(9,699)

PROVISION FOR TAXES	–	–

NET INCOME (LOSS)	$(8,636)	$(9,699)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,992,044	2,000,000

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

STATEMENTS OF STOCKHOLDER EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, March 23, 2021	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on April 15, 2021	2,000,000	200	–	–	200

Net loss for the year ended April 30, 2021	–	–	–	(1,925)	(1,925)

Balance, April 30, 2021	2,000,000	$200	$–	$(1,925)	$(1,725)

Net loss for the year ending April 30, 2022	–	$–	$–	$(26,690)	$(26,690)

Balance, April 30, 2022	2,000,000	$200	$–	$(28,615)	$(28,415)

Shares issued for cash at $0.02 per share in July, 2022	65,500	7	1,303	–	1,310

Net loss for the year ending July 31, 2022	–	–	–	(8,636)	(8,636)

Balance, July 31, 2022	2,065,500	$207	$1,303	$(37,251)	$(35,741)

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended July 31, 2022	Three months ended July 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(8,636)	$(9,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Website Development	–	(134)
Changes in assets and liabilities:
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,636)	(9,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	123	–
Proceeds from issuing common stock at $0.02 per share	1,310	200
Accounts Payable- Related Party	3,000	4,000
Related Party loans	4,203	5,633
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	8,636	9,833

Net Cash Increase (Decrease) for Period	–	–
Cash at the beginning of Period	–	–
Cash at end of Period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

Notes to the Condensed Financial Statements

July 31, 2022 and 2021

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Orion Bliss Corp. (referred as the “Company”, “we”, “our”) was Incorporated in the State of Nevada and established on March 23, 2021. We are a development-stage company formed to commence operations related to selling Milk_shake hairline products. We have website which is being developed at http://orionbliss.co.il.

Our office is located at Kalonite 9-5, Ashdod, Israel, zip code 7724233

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $37,251 as of July 31, 2022 and $28,615 as of April 30, 2022. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine-months ended July 31, 2022, are not necessarily indicative of the operating results that may be expected for the year ending April 30, 2022. These unaudited condensed financial statements should be read in conjunction with the April 30, 2022, financial statements and notes thereto.

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

Deferred Offering Costs

Financial Accounting Standard Board Accounting Standards Codification number 340-10-S99-1, Other Assets and Deferred Costs, allows specific, incremental costs directly related to securities offerings to be deferred and charged against the gross proceed of the offering. The Company defers applicable syndication expenses based on these criteria. The Company will write off all deferred offering costs if a securities offering is aborted.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 "Fair Value Measurement" defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards apply to recurring and nonrecurring fair value measurements of financial and non-financial assets and liabilities. The Company determines the fair values of its assets and liabilities based on a fair value hierarchy that includes three levels of inputs that may be used to measure fair value.

For The three levels are defined as follows:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Due to its short-term nature, the carrying value of receivables, accounts payable, and advances approximated fair value at July 31, 2022.

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

Long-Lived Assets – Intangible Assets

We account for our intangible assets in accordance with ASC Subtopic 350-30, General Intangibles Other Than Goodwill, and ASC Subtopic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Further, ASC Subtopic 350-30 requires an intangible asset to be amortized over its useful life and for the useful life to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs of internally developing, maintaining, or restoring intangible assets are recognized as an expense when incurred.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Risks and Uncertainties

In December 2020, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

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

Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these financial statements to conform to current period classifications.

Note 4 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On April 15, 2021 the Company issued 2,000,000 shares of common stock to a director for services rendered estimated to be $200 at $0.0001 per share.

In July, 2022, the Company issued 65,500 shares of common stock to 3 shareholders in consideration of $1,310.

There were 2,065,500 shares of common stock issued and outstanding as of July 31, 2022.

Voting Common Stock

All shares of common stock have voting rights and are identical. All holders of shares of voting common stock shall at every meeting of the stockholders be entitled to one vote for each share of the capital stock held by such stockholder.

Non-voting Common Stock

All of the other terms of the Non-Voting Common Stock shall be identical to the Voting Common Stock, except for the right of first refusal that attaches to the Non-Voting Common Stock, as explained in the Company’s Bylaws.

Note 5 – INCOME TAXES

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

July 31, 2022

Tax benefit (expenses) at U.S. statutory rate	$(1,727)
Change in valuation allowance	1,727
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

July 31, 2022

Net operating loss	$(7,450)
Valuation allowance	7,450
Deferred tax assets, net	$–

The Company has accumulated approximately $37,251 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Marina Konstantinova, has agreed to provide her own premise under office needs. She will not take any fee for these premises, it is for free use.

Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to July 31, 2022 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

In August, the Company issued 75,000 common shares to 3 more shareholders at a consideration of $1,500.

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

Three Months Ended July 31, 2022 and 2021:

During the three months ended July 31, 2022 and 2021 the Company has not generated any revenues.

Our net loss for the three months ended July 31, 2022 was $8,636. Operating expenses consist of mainly professional fees.

Our net loss for the three months ended July 31, 2021 was $9,699. Operating expenses consist of mainly professional fees.

Liquidity and Capital Resources

As of July 31, 2022, our total assets were $134 consisting website development. As of July 31, 2022, our current liabilities were $35,875 consisting of bank overdraft of $123, accounts payable-related party advances of $16,000, and director loan of $19,752.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended July 31, 2022, net cash flows used in operating activities were $8,636.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities during the three months ended July 31, 2022 and 2021.

Cash Flows from Financing Activities

We have generated cash flows from financing activities in the amount $8,513 during the three months ended July 31, 2022. During the three months ended July 31, 2021 we generated cash flows from financing activities of $9,833.

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

No report required.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Ashdod Kalonite, 9-57, Israel 7724233.

ORION BLISS CORP.

September 7, 2022	By: /s/ Marina Konstantinova
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Marina Konstantinova
Marina Konstantinova	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	September 7, 2022

