Form 10-Q
period 2022-10-31
Orion Bliss Corp.
filed 2022-12-20
CIK 1854183

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 31, 2022
Common Stock: $0.0001	2,888,000

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

ORION BLISS CORP.

BALANCE SHEETS

	October 31, 2022	April 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Escrow Account	$14,409	$–
Website Development, net	134	134
Total Current Assets	$14,543	$134

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable- Related party	$19,000	$13,000
Director loan	19,752	15,549
Total Current Liabilities	38,752	28,549

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 2,888,000 and 2,000,000 shares issued and outstanding respectively;	289	200
Additional paid-in capital	17,671	–
Accumulated deficit	(42,169)	(28,615)
Total Stockholders’ Deficit	(24,209)	(28,415)

Total Liabilities and Stockholders’ Deficit	$14,543	$134

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended October 31, 2022	Three Months Ended October 31, 2021	Six Months Ended October 31, 2022	Six Months Ended October 31, 2021

REVENUES (Consulting services)	$600	$–	$600	$–

General and Administrative Expenses	6,121	5,822	14,154	13,596

NET INCOME (LOSS) FROM OPERATION	(5,521)	(5,822)	(13,554)	(13,596)

PROVISION FOR TAXES	–	–	–	–

NET INCOME (LOSS)	$(5,521)	$(5,822)	$(13,554)	$(13,596)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,992,044	2,000,000	2,197,713	2,000,000

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

STATEMENTS OF STOCKHOLDER EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, March 23, 2021	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on April 15, 2021	2,000,000	200	–	–	200

Net loss for the year ended April 30, 2021	–	–	–	(1,925)	(1,925)

Balance, April 30, 2021	2,000,000	200	–	(1,925)	(1,725)

Net loss for the year ending April 30, 2022	–	–	–	(26,690)	(26,690)

Balance, April 30, 2022	2,000,000	200	–	(28,615)	(28,415)

Shares issued for cash at $0.02 per share in July, 2022	65,500	7	1,303	–	1,310

Net loss for the year ending July 31, 2022	–	–	–	(8,636)	(8,636)

Balance, July 31, 2022	2,065,500	207	1,303	(37,251)	(35,741)

Shares issued for cash at $0.02 per share in September and October, 2022	822,500	82	16,368	–	16,450

Net loss for the year ending October 31, 2022	–	–	–	(5,521)	(5,521)

Balance, October 31, 2022	2,888,000	$289	$17,671	$(42,169)	$(24,209)

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended October 31, 2022	Six Months Ended October 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(13,554)	$(13,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Website Development	–	(134)
Changes in assets and liabilities:
CASH FLOWS USED IN OPERATING ACTIVITIES	(13,554)	(13,730)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing common stock at $0.02 per share	17,760	–
Accounts Payable- Related Party	6,000	6,000
Related Party loans	4,203	7,730
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	27,963	13,730

Net Cash Increase (Decrease) for Period	14,409	–
Cash at the beginning of Period	–	–
Cash at end of Period	$14,409	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

Notes to the Condensed Financial Statements

October 31, 2022 and 2021

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

Our office is located at Kalonite 9-5, Ashdod, Israel, zip code 7724233

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $42,169 as of October 31, 2022 and $28,615 as of April 30, 2022. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine-months ended October 31, 2022, are not necessarily indicative of the operating results that may be expected for the year ending April 30, 2022. These unaudited condensed financial statements should be read in conjunction with the April 30, 2022, financial statements and notes thereto.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurement” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards apply to recurring and nonrecurring fair value measurements of financial and non-financial assets and liabilities. The Company determines the fair values of its assets and liabilities based on a fair value hierarchy that includes three levels of inputs that may be used to measure fair value.

For The three levels are defined as follows:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Due to its short-term nature, the carrying value of receivables, accounts payable, and advances approximated fair value at October 31, 2022.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

In September and October 2022, the Company issued 822,500 shares of common stock to 29 shareholders at $0.02 per share in consideration of $16,450.

There were 2,888,000 shares of common stock issued and outstanding as of October 31, 2022.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

October 31, 2022

Tax benefit (expenses) at U.S. statutory rate	$(2,846)
Change in valuation allowance	2,846
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

October 31, 2022

Net operating loss	$(8,855)
Valuation allowance	8,855
Deferred tax assets, net	$–

The Company has accumulated approximately $42,169 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Marina Konstantinova, has agreed to provide her own premise under office needs. She will not take any fee for these premises it is for free use.

Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to October 31, 2022 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

In November, the Company issued 90,000 common shares to 3 more shareholders at a consideration of $1,800.

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

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three and Six Months Ended October 31, 2022 and 2021:

During the three and six months ended October 31, 2022 the Company has generated $600 in consulting services income.

During the three and six months ended October 31, 2021 the Company has not any revenue.

Our net loss for the three and six months ended October 31, 2022 was $5,521 and $13,554. Operating expenses consist of mainly professional fees.

Our net loss for the three and six months ended October 31, 2021 was $5,822 and $13,596. Operating expenses consist of mainly professional fees.

Liquidity and Capital Resources

As of October 31, 2022, our total assets were $14,543 consisting of website development, net of $134 and cash 14,409 from issuance of common stock. As of October 31, 2022, our current liabilities were $38,752 consisting of accounts payable -related party advances of $19,000, and director loan of $19,752.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended October 31, 2022, net cash flows used in operating activities were $13,554.

We have not generated positive cash flows from operating activities. For the six months ended October 31, 2021, net cash flows used in operating activities were $13,730.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities during the three months ended October 31, 2022 and 2021.

Cash Flows from Financing Activities

We have generated cash flows from financing activities in the amount $27,963 during the six months ended October 31, 2022. During the six months ended October 31, 2021 we generated cash flows from financing activities of $13,730.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended October 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Ashdod Kalonite 9-57, Israel 7724233.

ORION BLISS CORP.

By: /s/ Marina Konstantinova
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Marina Konstantinova
Marina Konstantinova	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	December 20, 2022

