Form 10-Q
period 2023-01-31
Orion Bliss Corp.
filed 2023-03-13
CIK 1854183

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-257326

ORION BLISS CORP.

(Exact name of registrant as specified in its charter)

Nevada	2840	EIN 98-1591444
(State or other jurisdiction of incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

Ashdod

Kalonite 9-57

Israel

7724233

Tel+18498593819

Email: orionbliss123456@gmail.com

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 31, 2023
Common Stock: $0.0001	3,038,000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

ORION BLISS CORP.

BALANCE SHEETS

	January 31, 2023	April 30, 2022
ASSETS	(Unaudited)	(Audited)
Current Assets
Escrow Account	$13,735	$–
Website Development, net	134	134
Total Current Assets	$13,869	$134

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable- Related party	$22,000	$13,000
Director loan	19,752	15,549
Total Current Liabilities	41,751	28,549

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 3,038,000 and 2,000,000 shares issued and outstanding respectively;	304	200
Additional paid-in capital	20,656	–
Accumulated deficit	(48,843)	(28,615)
Total Stockholders’ Deficit	(27,883)	(28,415)

Total Liabilities and Stockholders’ Deficit	$13,869	$134

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2023	Three months ended January 31, 2022	Nine months ended January 31, 2023	Nine months ended January 31, 2022

REVENUES (Consulting services)	$–	$–	$600	$–

General and Administrative Expenses	6,674	5,454	20,828	19,050

NET INCOME (LOSS) FROM OPERATION	(6,674)	(5,454)	(20,228)	(19,050)

PROVISION FOR TAXES	–	–	–	–

NET INCOME (LOSS)	$(6,674)	$(5,454)	$(20,228)	$(19,050)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,975,304	2,000,000	2,464,111	2,000,000

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

STATEMENTS OF STOCKHOLDER EQUITY (Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, March 23, 2021	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on April 15, 2021	2,000,000	200	–	–	200

Net loss for the year ended April 30, 2021	–	–	–	(1,925)	(1,925)

Balance, April 30, 2021	2,000,000	200	–	(1,925)	(1,725)

Net loss for the year ending April 30, 2022	–	–	–	(26,690)	(26,690)

Balance, April 30, 2022	2,000,000	200	–	(28,615)	(28,415)

Shares issued for cash at $0.02 per share in July, 2022	65,500	7	1,303	–	1,310

Net loss for the quarter ending July 31, 2022	–	–	–	(8,636)	(8,636)

Balance, July 31, 2022	2,065,500	207	1,303	(37,251)	(35,741)

Shares issued for cash at $0.02 per share in September and October, 2022	822,500	82	16,368	–	16,450

Net loss for the quarter ending October 31, 2022	–	–	–	(5,521)	(5,521)

Balance, October 31, 2022	2,888,000	289	17,671	(42,169)	(24,209)

Shares issued for cash at $0.02 per share in September and January, 2023	150,000	15	2,985	–	3,000

Net loss for the quarter ending January 31, 2023	–	–	–	(6,674)	(6,674)

Balance, January 31, 2023	3,038,000	$304	$20,656	$(48,843)	$(27,883)

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended January 31, 2023	Nine months ended January 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(20,228)	$(19,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Website Development	–	(134)
Changes in assets and liabilities:
CASH FLOWS USED IN OPERATING ACTIVITIES	(20,228)	(19,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing common stock at $0.02 per share	20,760	–
Accounts Payable- Related Party	9,000	9,000
Related Party loans	4,203	10,184
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	33,963	19,184

Net Cash Increase (Decrease) for Period	13,735	–
Cash at the beginning of Period	–	–
Cash at end of Period	$13,735	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

Notes to the Condensed Financial Statements

January 31, 2023 and 2022

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

Our office is located at Kalonite 9-5, Ashdod, Israel, zip code 7724233

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $48,843 as of January 31, 2023 and $28,615 as of April 30, 2022. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine-months ended January 31, 2023, are not necessarily indicative of the operating results that may be expected for the year ending April 30, 2022. These unaudited condensed financial statements should be read in conjunction with the April 30, 2022, financial statements and notes thereto.

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

Due to its short-term nature, the carrying value of receivables, accounts payable, and advances approximated fair value at January 31, 2023.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

On April 15, 2022 the Company issued 2,000,000 shares of common stock to a director for services rendered estimated to be $200 at $0.0001 per share.

In July, 2023, the Company issued 65,500 shares of common stock to 3 shareholders in consideration of $1,310.

In September and January 2023, the Company issued 822,500 shares of common stock to 29 shareholders at $0.02 per share in consideration of $16,450.

In November and December 2022 followed by January 2023, the Company issued 150,000 shares of common stock to 5 shareholders at $0.02 per share in consideration of $3,000.

There were 3,038,000 shares of common stock issued and outstanding as of January 31, 2023.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

January 31, 2023

Tax benefit (expenses) at U.S. statutory rate	$(1,402)
Change in valuation allowance	1,402
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

January 31, 2023

Net operating loss	$(10,257)
Valuation allowance	10,257
Deferred tax assets, net	$–

The Company has accumulated approximately $48,843 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Alexandra Solomovskaya, has agreed to provide her own premise under office needs. She will not take any fee for these premises it is for free use.

Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to January 31, 2023 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three and Nine Months Ended January 31, 2023 and 2022:

During three months ended January 31, 2023 the Company has not generated any revenue.

During nine months ended January 31, 2023 the Company has generated $600 in consulting services income.

Our net loss for the three and nine months ended January 31, 2023 was $6,674 and $20,228. Operating expenses consist of mainly professional fees.

Our net loss for the three and nine months ended January 31, 2022 was $5,454 and $19,050. Operating expenses consist of mainly professional fees.

Liquidity and Capital Resources

As of January 31, 2023, our total assets were $13,869 consisting of website development, net of $134 and cash 13,735 from issuance of common stock. As of January 31, 2023, our current liabilities were $41,751 consisting of accounts payable -related party advances of $22,000, and director loan of $19,752.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended January 31, 2023, net cash flows used in operating activities were $20,228.

We have not generated positive cash flows from operating activities. For the nine months ended January 31, 2022, net cash flows used in operating activities were $19,184.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities during the three months ended January 31, 2023 and 2022.

Cash Flows from Financing Activities

We have generated cash flows from financing activities in the amount $33,963 during the nine months ended January 31, 2023. During the nine months ended January 31, 2022 we generated cash flows from financing activities of $19,184.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Ashdod Kalonite 9-57 Israel 7724233.

ORION BLISS CORP.

March 13, 2023	By: /s/ Alexandra Solomovskaya
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Alexandra Solomovskaya
Alexandra Solomovskaya	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	March 13, 2023

