Form 10-K
period 2023-04-30
Orion Bliss Corp.
filed 2023-06-26
CIK 1854183

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-257326

ORION BLISS CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

2840

(Primary Standard Industrial Classification Code Number)

(IRS Employer Identification No. 98-1591444)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 as of October 31, 2022.

Class	Outstanding as of June 23, 2023
Common Stock: $0.0001	3,038,000

2

PART I. - FINANCIAL INFORMATION

INDEX TO FINANCIAL STATEMENTS

ORION BLISS CORP.

FINANCIAL STATEMENT

April 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Orion Bliss Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Orion Bliss Corp. as of April 30, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

June 26, 2022

ORION BLISS CORP.

BALANCE SHEETS (Audited)

	As of April 30, 2023	As of April 30, 2022
ASSETS
Current Assets
Escrow account	7,781	–
Website Development, net	134	134
Total Current Assets	$7,915	$134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable- Related party	25,000	13,000
Director Loan	19,752	15,549
Total Current Liabilities	44,752	28,549

Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,038,000 and 2,000,000 shares issued and outstanding	304	200
Additional paid-in-capital	20,656	–
Accumulated deficit	(57,797)	(28,615)
Total Stockholders’ Equity	(36,837)	(28,415)

Total Liabilities and Stockholders’ Equity	$7,915	$134

The accompanying notes are an integral part of these financial statements.

ORION BLISS CORP.

STATEMENTS OF OPERATIONS (Audited)

	Year ended April 30, 2023	Year ended April 30, 2022

REVENUES (Consulting-promo services)	$600	$–

OPERATING EXPENSES
General and Administrative Expenses	29,782	26,690

TOTAL OPERATING EXPENSES	29,782	26,690

NET INCOME (LOSS) FROM OPERATIONS	(29,182)	(26,690)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(29,182)	$(26,690)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,038,000	2,000,000

The accompanying notes are an integral part of these financial statements.

ORION BLISS CORP

STATEMENTS OF STOCKHOLDER EQUITY (Audited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, March 23, 2021	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on April 15, 2021	2,000,000	200	–	–	200
Net loss for the year ended April 30, 2021	–	–	–	(1,925)	(1,925)

Balance, April 30, 2021	2,000,000	200	–	(1,925)	(1,725)

Net loss for the year ending April 30, 2022	–	–	–	(26,690)	(26,690)

Balance, April 30, 2022	2,000,000	200	–	(28,615)	(28,415)

Shares issued for cash at $0.02 per share during July, October and January.	1,038,000	104	20,656	–	20,760
Net loss for the year ending April 30, 2023	–	–	–	(29,182)	(29,182)

Balance, April 30, 2023	3,038,000	$304	$20,656	$(57,797)	$(36,837)

The accompanying notes are an integral part of these financial statements.

ORION BLISS CORP.

STATEMENTS OF CASH FLOWS (Audited)

	Year ended April 30, 2023	Year ended April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(29,182)	$(26,690)
Website development	–	(134)
CASH FLOWS USED IN OPERATING ACTIVITIES	(29,182)	(26,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts Payable- Related Party	12,000	12,000
Related Party Loans	4,203	14,824
Proceeds from Sale of Common Stock	20,760	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	36,963	26,824

Net increase in cash and equivalents	7,781	–
Cash and equivalents at beginning of the period	–	–
Cash and equivalents at end of the period	$7,781	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

ORION BLISS CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

SINCE INCEPTION ON MARCH 23, 2022 TO APRIL 30, 2023

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

As reflected in the financial statements, the Company had an accumulated deficit of $57,797 at April 30, 2023 and $28,615 at April 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is April 30.

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements of the Company. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with US GAAP. These audited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended April 30, 2023. Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

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

Fair Value of Financial Instruments

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

As of April 30, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 4 – LOAN FROM DIRECTOR

As of April 30, 2023, the Company owed $19,752 to the Company’s sole director, Marina Konstantinova for the Company’s working capital purposes. The amount is outstanding and payable upon request. The company compensated the director by issuing common shares 2,000,000 at par value $200 towards incurred company’s expenses. Furthermore, as of April 1, 2022 as per consulting agreement the director will be compensated on a monthly basis $1,000 will accumulate in Accounts payable- related party. As of April 30, 2023 we owe to our director $25,000 consulting fees from Inception.

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

There were 3,038,000 shares of common stock issued and outstanding as of April 30, 2023.

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

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Marina Konstantinova, has agreed to provide her own premise under office needs. She will not take any fee for these premises; it is for free use.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

April 30, 2023

Tax benefit (expenses) at U.S. statutory rate	$(6,126)
Change in valuation allowance	6,126
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

April 30, 2023

Net operating loss	$(12,137)
Valuation allowance	12,137
Deferred tax assets, net	$–

The Company has accumulated approximately $57,797 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to April 30, 2023 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

The extent of the impact of the coronavirus (“COVID-19”) outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

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

For the years ended April 30, 2023 and April 30, 2022

	Year ended April 30, 2023 (Audited)	Year ended April 30, 2022 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(29,182)	$(26,690)
Website development	–	(7,781)
CASH FLOWS USED IN OPERATING ACTIVITIES	$(29,182)	$(26,824)

Liquidity and Capital Resources

	As of April 30, 2023 (Audited)	As of April 30, 2022 (Audited)
ASSETS
Escrow Account	$7,781	$–
Website Development, net	134	7,781
Total Current Assets	$7,915	$7,781

Operating Activities

	Year ended April 30, 2023 (Audited)	Year ended April 30, 2022 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Revenue	$600	$–
Net income (loss)	(29,782)	(26,690)
Website development	–	(7,781)
CASH FLOWS USED IN OPERATING ACTIVITIES	$(29,182)	$(26,824)

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the periods nine months ended April 30, 2023 and 2022.

Cash Flows from Financing Activities

CASH FLOWS FROM FINANCING ACTIVITIES	Year ended April 30, 2023 (Audited)	Year ended April 30, 2022 (Audited)
Accounts Payable- Related Party	$12,000	$12,000
Related Party Loans	4,203	14,824
Proceeds from Sale of Common Stock	20,760	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$36,963	$26,824

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

Off-Balance Sheet Arrangements

As of the date of this Yearly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in Ashdod Kalonite 9-57 Israel 7724233 on June 26, 2023.

Orion Bliss CORP.

By:	/s/ Alexandra Solomovskaya
Name:	Alexandra Solomovskaya
Title:	President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Alexandra Solomovskaya		June 26, 2023
Alexandra Solomovskaya	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

