Form 10-K
period 2024-04-30
Orion Bliss Corp.
filed 2024-06-04
CIK 1854183

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2024

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

Tel +1 307 298 0969

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 as of October 31, 2023.

Class	Outstanding as of June 04, 2024
Common Stock: $0.0001	3,038,000

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

i

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ii

PART I

Item 1. Business.

Orion Bliss Corp. was incorporated in the State of Nevada on March 23, 2021. We are a small company formed to offer beauty products online and in the future planning to open chains of stands and stores as well as online store. We will be buying from the Distributor - Red Hot Products Ltd and concentrate on the Milk-shake products that make the most of the benefits of nature to offer dedicated solutions for all hair types. Natural ingredients such as milk and yogurt proteins and fruit extracts enhance the hair’s natural beauty.

Natural ingredients such as milk and yogurt proteins and fruit extracts enhance the hair’s natural beauty.

Our principal executive office is located at Kalonite 9-57, Ashdod, Israel zip code 7724233.

Orion Bliss Corp. concentrates on Milk_Shake products that offer dedicated products with natural, vibrant results for all hair care and styling needs. From cleansing to styling, each hair care step has been carefully devised to provide visible results in both the appearance and health of the hair. The products have been created with an awareness of their environmental impact and a solid commitment to minimizing such impact by reducing sulphates, parabens and sodium chloride in the product formulas and opting for packaging and printed materials that can be recycled.

Item 1A. Risk Factors

Not required for Smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not required for Smaller reporting companies.

Item 1C. Cybersecurity

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Item 2. Properties

Currently we don’t own any properties. Our principal executive office is located at Kalonite 9-57, Ashdod, Israel zip code 7724233.

This address was provided by our sole officer and president, Alexandra Solomovskaya.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The company stock is not trading at the moment.

Registered Holders of our Common Stock

As of April 30, 2024, there were approximately 37 record owners of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended April 30, 2024 and 2023, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended April 30, 2024, and 2023 the Company did not repurchase any shares of its Common Stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the years ended April 30, 2024 and April 30, 2023

	Year ended April 30, 2024 (Audited)	Year ended April 30, 2023 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(52,356)	$(29,182)
Website development	–	–
CASH FLOWS USED IN OPERATING ACTIVITIES	$(52,356)	$(29,182)

Liquidity and Capital Resources

	As of April 30, 2024 (Audited)	As of April 30, 2023 (Audited)
ASSETS
Escrow Account	$1,190	$7,781
Website Development, net	134	134
Total Current Assets	$1,324	$7,915

Operating Activities

	Year ended April 30, 2024 (Audited)	Year ended April 30, 2023 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Revenue	$500	$600
Net income (loss)	(52,856)	(29,782)
Website development	–	–
CASH FLOWS USED IN OPERATING ACTIVITIES	$(52,356)	$(29,182)

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the years ended April 30, 2024 and 2023.

Cash Flows from Financing Activities

CASH FLOWS FROM FINANCING ACTIVITIES	Year ended April 30, 2024 (Audited)	Year ended April 30, 2023 (Audited)
Accounts Payable- Related Party	$12,000	$12,000
Related Party Loans	33,765	4,203
Proceeds from Sale of Common Stock	–	20,760
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$45,765	$36,963

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

Going Concern

The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Management’s Annual Report on Internal Control over Financial Reporting is attached as Exhibit 99.1.

Item 9B. Other Information.

During the year ended April 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors of the corporation are elected by the stockholders to a term of 1 (one) year and serve until a successor is elected and qualified. Officers of the corporation are appointed by the Board of Directors to a term of one year and serves until a successor is duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

Our executive officer and director, her name, age, and her positions as of the date of this prospectus are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Alexandra Solomovskaya Kalonite 9-57, Ashdod, Israel zip code 7724233	39	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Sole Director

Resume

From 2013 to 2016 Alexandra Solomovskaya worked as a sales agent at Cellcom Israel Ltd.

(Sales), Israel

Established beneficial professional networks and partnerships to gain insight and campaign support resulting in long-term business relationships.

From 2016 to 2023, Alexandra Solomovskaya served as the Chief Executive Officer at Bezeq Telecomunications.

(Sales), Israel

Used company troubleshooting resolution tree to evaluate technical problems while leveraging personal expertise to find appropriate solutions. Offered advice and assistance to customers, paying attention to special needs or wants.

Accomplishments

Used Microsoft Excel, Word to develop inventory-tracking spreadsheets.

Resolved product issue through consumer testing.

Collaborated with team of many customers, auditors, legal services to complete processes in timely manner.

Certifications

Certified Public Accountant/ Edgar agent

Sales-force

First Aid/CPR Certified

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our director believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the sole director.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The sole director believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the sole director and we do not have any specific process or procedure for evaluating such nominees. The sole director, will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our sole director may do so by directing a written request addressed to our president and director, at the address appearing on the first page.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s sole director is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The sole director reviews the Company's internal accounting controls, practices and policies.

Section 16(a) Beneficial Ownership Reporting Compliance

In the event that we register under the Securities Exchange Act of 1934 (the “Exchange Act” or “1934 Act”), Section 16(a) of that act will require our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders will be required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K.

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Management Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our sole officer and director from our inception until April 30, 2024:

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Alexandra Solomovskaya, President,	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer, Secretary	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, our director in such capacity.

Stock Plan

We have not adopted a stock plan but may do so in the future.

Director Independence

Our securities are not currently traded on any public exchange and as such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors.

Under the NASDAQ rules, our current director does not qualify as an independent director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of April 30, 2024, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Alexandra Solomovskaya, President, CEO, CFO and Chairman of the Board.	2,000,000 shares

Certain Stockholders

The following table sets forth certain information with respect to each person known by us to be the beneficial owner of five percent or more of either class of the Company’s outstanding common stock. The content of this table is based upon the most current information contained in Schedules 13D or 13G filings with the SEC, unless more recent information was obtained.

Alexandra Solomovskaya, President, CEO, CFO and Chairman of the Board.	65.8%

This percentage is calculated based on the outstanding shares of 3,038,000 as of April 30, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2024 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Common	Alexandra Solomovskaya	2,000,000	65.8%
Common	All Officers and Directors as a Group (1 person)	2,000,000	65.8%

Future Sales by Existing Shareholders

A total of 2,000,000 common shares at $0.0001 per share have been issued to our sole stockholder. They are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in this offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit Boladale Lawal & CO, Independent registered public accountants for services for the fiscal years 2024 and 2023, respectively.

Fee Category	Fiscal Year 2023	Fiscal Year 2022
Audit Fees	$–	$–
Tax Fees	–	–
All Other Fees	–	–
Total	$–	$–

Audit Fees

Audit fees were for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Reports on Form 10-K, the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q and consents for other SEC filings.

Audit-Related Fees

Audit-related fees consist of fees billed for professional services for consultation on accounting matters.

Approval of Services Provided by Independent Registered Public Accounting Firm

The Board of Directors has considered whether the services provided under other non-audit services are compatible with maintaining the auditor’s independence and has determined that such services are compatible. The Board of Directors has adopted policies and procedures for pre-approving all non-audit work performed by the external auditors. The Board of Directors will annually pre-approve services in specified accounting areas. The Board of Directors also annually approves the budget for the annual generally accepted accounting principles (GAAP) audit.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in Ashdod Kalonite 9-57 Israel 7724233 on June 04, 2024.

Orion Bliss CORP.

By:	/s/ Alexandra Solomovskaya
Name:	Alexandra Solomovskaya
Title:	President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Alexandra Solomovskaya		June 04, 2024
Alexandra Solomovskaya	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

ORION BLISS CORP.

FINANCIAL STATEMENT

April 30, 2024

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Orion Bliss Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Orion Bliss Corp as of April 30, 2024, and 2023, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024, and 2023, and the results of its operations and its cash flows for each of the two years ended April 30, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $110,153 and a working capital deficit of $89,193 for the year ended April 30, 2024, the Company did not currently have revenue. The continuation of the Company as a going concern through April 30, 2024, is dependent upon improving the profitability and the continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the Company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. As of April 30, 2024, there are no critical audit matters to communicate.

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company’s auditor since 2024

Lagos, Nigeria

June 3, 2024

ORION BLISS CORP.

BALANCE SHEETS (Audited)

	As of April 30, 2024	As of April 30, 2023
ASSETS
Current Assets
Escrow account	$1,190	$7,781
Website Development, net	134	134
Total Current Assets	$1,324	$7,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable- Related party	$37,000	$25,000
Director Loan	53,517	19,752
Total Current Liabilities	90,517	44,752

Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,038,000 shares issued and outstanding	304	304
Additional paid-in-capital	20,656	20,656
Accumulated deficit	(110,153)	(57,797)
Total Stockholders’ Equity	(89,193)	(36,837)

Total Liabilities and Stockholders’ Equity	$1,324	$7,915

The accompanying notes are an integral part of these financial statements.

ORION BLISS CORP.

STATEMENTS OF OPERATIONS (Audited)

	Year ended April 30, 2024	Year ended April 30, 2023

REVENUES (Consulting-promo services)	$500	$600

OPERATING EXPENSES
General and Administrative Expenses	52,856	29,782

TOTAL OPERATING EXPENSES	52,856	29,782

NET INCOME (LOSS) FROM OPERATIONS	(52,356)	(29,182)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(52,356)	$(29,182)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,038,000	3,038,000

The accompanying notes are an integral part of these financial statements.

ORION BLISS CORP

STATEMENTS OF STOCKHOLDER EQUITY (Audited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, March 23, 2021	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on April 15, 2021	2,000,000	200	–	–	200
Net loss for the year ended April 30, 2021	–	–	–	(1,925)	(1,925)

Balance, April 30, 2021	2,000,000	$200	$–	$(1,925)	$(1,725)

Net loss for the year ending April 30, 2022	–	–	–	(26,690)	(26,690)

Balance, April 30, 2022	2,000,000	$200	$–	$(28,615)	$(28,415)

Shares issued for cash at $0.02 per share during July, October and January.	1,038,000	104	20,656	–	20,760
Net loss for the year ending April 30, 2023	–	–	–	(29,182)	(29,182)

Balance, April 30, 2023	3,038,000	$304	$20,656	$(57,797)	$(36,837)

Net loss for the year ending April 30, 2024	–	–	–	(52,356)	(52,356)

Balance, April 30, 2024	3,038,000	$304	$20,656	$(110,153)	$(89,193)

The accompanying notes are an integral part of these financial statements.

ORION BLISS CORP.

STATEMENTS OF CASH FLOWS (Audited)

	Year ended April 30, 2024	Year ended April 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(52,356)	$(29,182)
Website development	–	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(52,356)	(29,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts Payable- Related Party	12,000	12,000
Related Party Loans	33,765	4,203
Proceeds from Sale of Common Stock	–	20,760
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	45,765	36,963

Net increase in cash and equivalents	(6,591)	7,781
Cash and equivalents at beginning of the period	7,781	–
Cash and equivalents at end of the period	$1,190	$7,781

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

ORION BLISS CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

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

As reflected in the financial statements, the Company had an accumulated deficit of $110,153 at April 30, 2024 and $57,797 at April 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is April 30.

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements of the Company. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with US GAAP. These audited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended April 30, 2024. Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. As of April 30, 2024 and 2023 there are no cash and cash equivalents.

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

Revenue recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Revenue represents consulting services and distribution of beauty products. Revenue was recognized when the consulting services is fully provided to the client or when the distributed beauty products delivered to the client.

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

As of April 30, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of April 30, 2024, the Company owed $53,517 to the Company’s sole director, Alexandra Solomovskaya for the Company’s working capital purposes. The amount is outstanding and payable upon request. The company compensated the director by issuing common shares 2,000,000 at par value $200 towards incurred company’s expenses. Furthermore, as of April 1, 2022 as per consulting agreement the director will be compensated on a monthly basis $1,000 will accumulate in Accounts payable- related party. As of April 30, 2024 we owe to our director $37,000 consulting fees from Inception.

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

There were 3,038,000 shares of common stock issued and outstanding as of April 30, 2024.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

April 30, 2024

Tax benefit (expenses) at U.S. statutory rate	$(10,995)
Change in valuation allowance	10,995
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

April 30, 2024

Net operating loss	$(23,132)
Valuation allowance	23,132
Deferred tax assets, net	$–

The Company has accumulated approximately $110,153 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to April 30, 2024 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

