Form 10-K
period 2025-04-30
Orion Bliss Corp.
filed 2025-07-08
CIK 1854183

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-56612

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 as of October 31, 2024.

Class	Outstanding as of July 08, 2025
Common Stock: $0.0001	3,038,000

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ii

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

iii

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

Item 1C. Cybersecurity

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

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

Registered Holders of our Common Stock

As of April 30, 2025, there were approximately 37 record owners of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended April 30, 2025 and 2024, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended April 30, 2025, and 2024 the Company did not repurchase any shares of its Common Stock.

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

For the years ended April 30, 2025 and April 30, 2024

	Year ended April 30, 2025 (Audited)	Year ended April 30, 2024 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,703)	$(52,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued Accumulated amortization	4,550	–
Changes in assets and liabilities:	–	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(10,153)	(52,356)

Liquidity and Capital Resources

	As of April 30, 2025 (Audited)	As of April 30, 2024 (Audited)
ASSETS
Current Assets
Escrow account	$19,520	$1,190
Total Current Assets	19,520	1,190

Non- Current Assets
Intangible Assets
Mobile Application	45,500	–
Accumulated Depreciation	(4,550)	–

Website Development, net	134	134
Total Non-Current Intangible Assets	41,084	134

Total Assets	$60,604	$1,324

Operating Activities

	Year ended April 30, 2025 (Audited)	Year ended April 30, 2024 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Revenue	$26,015	$500
General and Administrative Expenses	40,718	52,856
Website development	–	–
CASH FLOWS USED IN OPERATING ACTIVITIES	$(14,703)	$(52,356)

Cash Flows from Investing Activities

We have not generated positive cash flows from investing activities. For the year ended April 30, 2025 we used $45,500 in investing activities.

Cash Flows from Financing Activities

CASH FLOWS FROM FINANCING ACTIVITIES	Year ended April 30, 2025 (Audited)	Year ended April 30, 2024 (Audited)
Interest payable	2,276	–
Note Payable	45,500	–
Accounts Payable- Related Party	$12,000	$12,000
Related Party Loans	14,207	33,765
Proceeds from Sale of Common Stock	–	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$73,983	$45,765

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Management’s Annual Report on Internal Control over Financial Reporting is attached as Exhibit 99.1.

Item 9B. Other Information.

During the year ended April 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the lack of equity awards granted to management.

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

Our executive officer and director, her name, age, and her positions as of the date of this prospectus are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Alexandra Solomovskaya Kalonite 9-57, Ashdod, Israel zip code 7724233	40	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Sole Director

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

SUMMARY COMPENSATION TABLE

Management Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our sole officer and director from our inception until April 30, 2025:

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Alexandra Solomovskaya, President,	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer, Secretary	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of April 30, 2025, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

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

This percentage is calculated based on the outstanding shares of 3,038,000 as of April 30, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2025 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit Boladale Lawal & CO, Independent registered public accountants for services for the fiscal years 2025 and 2024, respectively.

Fee Category	Fiscal Year 2025	Fiscal Year 2024
Audit Fees	$15,000	$–
Tax Fees	–	–
All Other Fees	–	–
Total	$15,000	$–

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

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in Ashdod Kalonite 9-57 Israel 7724233 on July 08, 2025.

Orion Bliss CORP.

By:	/s/ Alexandra Solomovskaya
Name:	Alexandra Solomovskaya
Title:	President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Alexandra Solomovskaya		July 08, 2025
Alexandra Solomovskaya	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

ORION BLISS CORP.

FINANCIAL STATEMENT

April 30, 2025

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Orion Bliss Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Orion Bliss Corp as of April 30, 2025, and 2024, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025, and 2024, and the results of its operations and its cash flows for each of the two years ended April 30, 2025, and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $14,703 and a working capital deficit of $144,980 for the year ended April 30, 2025. The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

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

Revenue Recognition:

The Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services.

Significant judgment is exercised by the Company in determining revenue recognition for customer agreements, and include the pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.

The related audit effort in evaluating management’s judgments in determining revenue recognition for customer agreements up to the date of liquidation required a high degree of auditor judgment

The procedures performed to address the matter included.

(i) We gained an understanding of internal controls related to revenue recognition.

(ii) We evaluated management’s significant accounting policies for reasonableness

(iii) We Obtained and reviewed revenue contract agreements for each sample selected

(iv) We check the reasonableness of the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

(v) We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company’s auditor since 2024

Lagos, Nigeria

July 7, 2025

ORION BLISS CORP.

BALANCE SHEETS (Audited)

	As of April 30, 2025	As of April 30, 2024
ASSETS
Current Assets
Escrow account	$19,520	$1,190
Total Current Assets	19,520	1,190

Non- Current Assets
Intangible Assets
Mobile Application, net	40,950	–
Website Development, net	134	134
Total Non-Current Intangible Assets	41,084	134

Total Assets	$60,604	$1,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Interest Payable	2,276	–
Accounts Payable- Related party	$49,000	$37,000
Director Loan	67,724	53,517
Note Payable	45,500	–
Total Current Liabilities	164,500	90,517

Stockholders’ Equity / (Deficit)
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,038,000 shares issued and outstanding	304	304
Additional paid-in-capital	20,656	20,656
Accumulated deficit	(124,856)	(110,153)
Total Stockholders’ Deficit	(103,896)	(89,193)

Total Liabilities and Stockholders’ Equity	$60,604	$1,324

The accompanying notes are an integral part of these financial statements.

ORION BLISS CORP.

STATEMENTS OF OPERATIONS (Audited)

	Year ended April 30, 2025	Year ended April 30, 2024

REVENUES (Consulting-promo services)	$26,015	$500

OPERATING EXPENSES
General and Administrative Expenses	40,718	52,856

TOTAL OPERATING EXPENSES	40,718	52,856

NET INCOME (LOSS) FROM OPERATIONS	(14,703)	(52,356)

PROVISION FOR INCOME TAXES	–	–

NET INCOME / (LOSS)	$(14,703)	$(52,356)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,038,000	3,038,000

The accompanying notes are an integral part of these financial statements.

ORION BLISS CORP

STATEMENTS OF STOCKHOLDER EQUITY (Audited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, March 23, 2021	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on April 15, 2021	2,000,000	200	–	–	200
Net loss for the year ended April 30, 2021	–	–	–	(1,925)	(1,925)

Balance, April 30, 2021	2,000,000	$200	$–	$(1,925)	$(1,725)

Net loss for the year ending April 30, 2022	–	–	–	(26,690)	(26,690)

Balance, April 30, 2022	2,000,000	$200	$–	$(28,615)	$(28,415)

Shares issued for cash at $0.02 per share during July, October and January.	1,038,000	104	20,656	–	20,760
Net loss for the year ending April 30, 2023	–	–	–	(29,182)	(29,182)

Balance, April 30, 2023	3,038,000	$304	$20,656	$(57,797)	$(36,837)

Net loss for the year ending April 30, 2024	–	–	–	(52,356)	(52,356)

Balance, April 30, 2024	3,038,000	$304	$20,656	$(110,153)	$(89,193)

Net loss for the year ending April 30, 2025	–	–	–	(14,703)	(14,703)

Balance, April 30, 2025	3,038,000	304	20,656	(124,856)	(103,896)

The accompanying notes are an integral part of these financial statements.

ORION BLISS CORP.

STATEMENTS OF CASH FLOWS (Audited)

	Year ended April 30, 2025	Year ended April 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,703)	$(52,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued Accumulated amortization	4,550	–
Changes in assets and liabilities:
CASH FLOWS USED IN OPERATING ACTIVITIES	(10,153)	(52,356)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile application	(45,500)	–
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(45,500)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Interest payable	2,276	–
Note Payable	45,500	–
Accounts Payable- Related Party	12,000	12,000
Related Party Loans	14,207	33,765
Proceeds from Sale of Common Stock	–	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	73,983	45,765

Net increase in cash and equivalents	18,330	(6,591)
Cash and equivalents at beginning of the period	1,190	7,781
Cash and equivalents at end of the period	$19,520	$1,190

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

ORION BLISS CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2025 AND 2024

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

As reflected in the financial statements, the Company had an accumulated deficit of $124,856 at April 30, 2025 and $110,153 at April 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is April 30.

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements of the Company. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with US GAAP. These audited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended April 30, 2025. Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. As of April 30, 2025 and 2024 there are no cash and cash equivalents.

Intangible Assets

The Company purchased and possesses an asset in a form of the website and mobile application. The Company is using straight - line amortization for our mobile application and website since they are fully operational as of October 31, 2024:

Mobile Application and Website – $45,500.

Term of amortization – 60 months (5 years).

Balances as of April 30, 2025 is as follows:

April 30, 2025

Non- Current Assets
Intangible Assets Purchased
Mobile Application	$45,500
Accumulated Amortization	(4,550)
Website Development, net	134
Total Non-Current Intangible Assets	$41,084

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

During the year ended April 30, 2025, we generated total revenue of $26,015.

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

As of April 30, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – LOAN FROM DIRECTOR

As of April 30, 2025, the Company owed $67,724 to the Company’s sole director, Alexandra Solomovskaya for the Company’s working capital purposes. The amount is outstanding and payable upon request. The company compensated the director by issuing common shares 2,000,000 at par value $200 towards incurred company’s expenses. Furthermore, as of April 1, 2022 as per consulting agreement the director will be compensated on a monthly basis $1,000 will accumulate in Accounts payable- related party. As of April 30, 2025 we owe to our director $49,000 consulting fees from Inception.

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

There were 3,038,000 shares of common stock issued and outstanding as of April 30, 2025.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

	April 30, 2025	April 30, 2024

Tax benefit (expenses) at U.S. statutory rate	$(3,088)	$(10,995)
Change in valuation allowance	3,088	10,995
Tax benefit (expenses), net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	April 30, 2025	April 30, 2024

Net operating loss	$(26,220)	$(23,132)
Valuation allowance	26,220	23,132
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $124,856 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to April 30, 2025 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

