Form 10-Q
period 2026-01-31
Orion Bliss Corp.
filed 2026-02-17
CIK 1854183

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 31, 2026
Common Stock: $0.0001	3,038,000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

ORION BLISS CORP.

BALANCE SHEETS

	January 31, 2026	April 30, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Escrow Account	$2,385	$19,520
Total Current Assets	2,385	19,520

Non- Current Assets
Intangible Assets
Mobile Application, net	34,125	40,950
Website Development, net	134	134
Total Non-Current Intangible Assets	34,259	41,084

Total Assets	$36,644	$60,604

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Interest Payable	$5,690	$2,276
Accounts payable - Related party	58,000	49,000
Director loan	67,853	67,724
Note Payable	45,500	45,500
Total Current Liabilities	177,043	164,500

Stockholders’ Equity / (Deficit)
Common stock, $0.0001 par value; 75,000,000 shares authorized, 3,038,000 shares issued and outstanding respectively	304	304
Additional paid-in capital	20,656	20,656
Accumulated deficit	(161,359)	(124,856)
Total Stockholders’ Deficit	(140,399)	(103,896)

Total Liabilities and Stockholders’ Equity	$36,644	$60,604

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended January 31, 2026	Three Months Ended January 31, 2025	Nine Months Ended January 31, 2026	Nine Months Ended January 31, 2025

Revenue from Consulting Services	$–	$8,765	$6,000	$14,765

General and Administrative Expenses	18,085	9,808	42,503	30,219

NET INCOME (LOSS) FROM OPERATIONS	(18,085)	(1,043)	(36,503)	(15,454)

PROVISION FOR TAXES	–	–	–	–

NET INCOME (LOSS)	$(18,085)	$(1,043)	$(36,503)	$(15,454)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,038,000	3,038,000	3,038,000	3,038,000

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

STATEMENTS OF STOCKHOLDER EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, March 23, 2021	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on April 15, 2021	2,000,000	200	–	–	200
Net loss for the year ended April 30, 2021	–	–	–	(1,925)	(1,925)

Balance, April 30, 2021	2,000,000	$200	$–	$(1,925)	$(1,725)

Net loss for the year ending April 30, 2022	–	–	–	(26,690)	(26,690)

Balance, April 30, 2022	2,000,000	$200	$–	$(28,615)	$(28,415)

Shares issued for cash at $0.02 per share during July, October and January.	1,038,000	104	20,656	–	20,760
Net loss for the year ending April 30, 2023	–	–	–	(29,182)	(29,182)

Balance, April 30, 2023	3,038,000	$304	$20,656	$(57,797)	$(36,837)

Net loss for the year ending April 30, 2024	–	–	–	(52,356)	(52,356)

Balance, April 30, 2024	3,038,000	$304	$20,656	$(110,153)	$(89,193)

Net loss for the year ending April 30, 2025	–	–	–	(14,703)	(14,703)

Balance, April 30, 2025	3,038,000	$304	$20,656	$(124,856)	$(103,896)

Net loss for the quarter ending July 31, 2025	–	–	–	(11,522)	(11,522)

Balance, July 31, 2025	3,038,000	$304	$20,656	$(136,378)	$(115,418)

Net loss for the quarter ending October 31, 2025	–	–	–	(6,896)	(6,896)

Balance, October 31, 2025	3,038,000	$304	$20,656	$(143,274)	$(122,314)

Net loss for the quarter ending January 31, 2026	–	–	–	(18,085)	(18,085)

Balance, January 31, 2026	3,038,000	$304	$20,656	$(161,359)	$(140,399)

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31, 2026	Nine Months Ended January 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(36,503)	$(15,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Accumulated amortization	6,825	2,275
Changes in assets and liabilities:
Accounts Payable - Related Party	9,000	–
Note Payable	–	45,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(20,678)	32,321

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile application	–	(45,500)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	–	(45,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Interest payable	3,414	1,138
Accounts Payable - Related Party	–	9,000
Related Party loans	129	13,412
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,543	23,550

Net Cash Increase (Decrease) for Period	(17,135)	10,371
Cash at the beginning of Period	19,520	1,190
Cash at end of Period	$2,385	$11,561

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

Notes to the Financial Statements

January 31, 2026 and 2025

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $161,359 as of January 31, 2026 and $124,856 as of April 30, 2025. The Company has Promissory Notes on a balance sheet of $45,500 at January 31, 2026. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended January 31, 2026, are not necessarily indicative of the operating results that may be expected for the year ending April 30, 2025. These unaudited condensed financial statements should be read in conjunction with the April 30, 2025, financial statements and notes thereto.

Revenue

In accordance with ASC 606, revenue is measured based on a consideration specified with a customer and recognized when we satisfy the performance obligation specified with a customer.

During the nine month period ended January 31, 2026, we have generated $6,000 revenue.

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

Since October 31, 2024 to January 31, 2026 the company’s accumulated amortization was $11,375.

Interest Payable Note

The Company holds Promissory note payable of $45,500, as per contract the company has to pay interest of 10% annually. As of January 31, 2026 the Company’s Interest payable is $5,690.

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

Due to its short-term nature, the carrying value of receivables, accounts payable, and advances approximated fair value at January 31, 2026.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2026, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

There were 3,038,000 shares of common stock issued and outstanding as of January 31, 2026.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

January 31, 2026
Tax benefit (expenses) at U.S. statutory rate	$(3,798)
Change in valuation allowance	3,798
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

January 31, 2026
Net operating loss	$(33,885)
Valuation allowance	33,885
Deferred tax assets, net	$–

The Company has accumulated approximately $161,359 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Natalia Perman, has agreed to provide her own premise under office needs. She will not take any fee for these premises it is for free use.

Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to January 31, 2026 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Ended January 31, 2026 and 2025:

During the three and nine months ended January 31, 2026 the Company has generated $0 and $6,000 revenue.

Our net loss for the three and nine months ended January 31, 2026 was $18,085 and $36,503. Operating expenses consist of mainly professional fees.

During the three and nine months ended January 31, 2025 the Company has generated $8,765 and $14,765 revenue.

Our net loss for the three and nine months ended January 31, 2025 was $1,043 and $15,454. Operating expenses consist of mainly professional fees.

Liquidity and Capital Resources

As of January 31, 2026, our total assets were $36,644 consisting of website development, net of $134, mobile application $45,500, cash $2,385 from issuance of common stock and accumulated amortization $11,375. As of January 31, 2026, our current liabilities were $177,043 consisting of accounts payable-related party advances of $58,000, director loan of $67,853, note payable of $45,500 and interest payable $5,690.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended January 31, 2026, net cash flows used in operating activities were $20,678.

We have generated positive cash flows from operating activities. For the nine months ended January 31, 2025, net cash flows used in operating activities were $32,321.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities in the amount $3,543 during the nine months ended January 31, 2026. During the nine months ended January 31, 2025 we generated positive cash flows from financing activities of $23,550.

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

Going Concern

The financial statements have been prepared “assuming that we will continue as a going concern”, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended January 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ORION BLISS CORP.

By:	/s/ Natalia Perman
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Natalia Perman
Natalia Perman	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	February 17, 2026

