Form 10-K
period 2026-04-30
Orion Bliss Corp.
filed 2026-07-08
CIK 1854183

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended April 30, 2026

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 as of October 31, 2025.

Class	Outstanding as of July 08, 2026
Common Stock: $0.0001	3,038,000

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

Item 1C. Cybersecurity

In 2026, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Item 2. Properties

Currently we don’t own any properties. Our principal executive office is located at Kalonite 9-57, Ashdod, Israel zip code 7724233.

This address was provided by our officer and president, Natalia Perman.

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

Registered Holders of our Common Stock

As of April 30, 2026, there were approximately 37 record owners of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended April 30, 2026 and 2025, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended April 30, 2026, and 2025 the Company did not repurchase any shares of its Common Stock.

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

For the years ended April 30, 2026 and April 30, 2025

	Year ended April 30, 2026 (Audited)	Year ended April 30, 2025 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(40,926)	$(14,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued Accumulated amortization	9,100	4,550
Changes in assets and liabilities:		–
CASH FLOWS USED IN OPERATING ACTIVITIES	$(31,826)	$(10,153)

Liquidity and Capital Resources

	As of April 30, 2026 (Audited)	As of April 30, 2025 (Audited)
ASSETS
Current Assets
Escrow account	$5,041	$19,520
Total Current Assets	5,041	19,520

Non- Current Assets
Intangible Assets
Mobile Application	45,500	45,500
Accumulated Depreciation	(13,650)	(4,550)

Website Development, net	134	134
Total Non-Current Intangible Assets	31,984	41,084

Total Assets	$37,025	$60,604

Operating Activities

	Year ended April 30, 2026 (Audited)	Year ended April 30, 2025 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Revenue	$12,000	$26,015
General and Administrative Expenses	52,926	40,718
Website development	–	–
CASH FLOWS USED IN OPERATING ACTIVITIES	$(40,926)	$(14,703)

Cash Flows from Investing Activities

We have not generated cash flows from investing activities during the year ended April 30, 2026

We have not generated positive cash flows from investing activities during the year ended April 30, 2025. For the year ended April 30, 2025 we used $45,500 in investing activities.

Cash Flows from Financing Activities

	Year ended April 30, 2026 (Audited)	Year ended April 30, 2025 (Audited)
CASH FLOWS FROM FINANCING ACTIVITIES
Interest payable	4,552	2,276
Note Payable	–	45,500
Accounts Payable- Related Party	$12,000	$12,000
Related Party Loans	795	14,207
Proceeds from Sale of Common Stock	–	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$17,347	$73,983

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Management’s Annual Report on Internal Control over Financial Reporting is attached as Exhibit 99.1.

Item 9B. Other Information.

During the year ended April 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Our executive officer and directors, their names, age, and positions as of the date of this prospectus are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Natalia Perman Kalonite 9-57, Ashdod, Israel zip code 7724233	60	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director

Lado Shapakidze	25	Director

Nika Maikhanashvili	30	Director

Resume

Natalia Perman, age 60 – Director

She has got the master’s degree of Business Administration. She has been self-employed for the last 15 years, participating in various successful start up projects in different fields. Her education and experience let her make the right decisions quickly, consider potential opportunities from various angles and cope with unexpected challenges. Her ability to unify teams, remain composed under pressure, and take responsibility for key decisions makes her well-suited to lead and manage the operations of our business.

The Company’s management believes that her innovative perspective and creative approach will continue to contribute significantly to the Company’s expansion and market advancement.

Lado Shapakidze, age 25 – Director

Mr. Shapakidze holds a Bachelor’s degree in Business Management and has over three years of experience as a Business Development Manager across a range of products and services. Despite his relatively early career stage, he has demonstrated strong professional aptitude. In 2024, he was promoted to the position of Senior Manager and has served as a mentor to new team members, reflecting his strong leadership abilities and professional growth. The Company’s management believes that his innovative perspective and creative approach will continue to contribute significantly to the Company’s expansion and market advancement.

Nika Maikhanashvili, age 30 – Director

From 2021 to 2025 Mr. Maikhanashvili has served as Senior Project Manager in Makhaduri LLC, leading 4-6 IT projects a year and managing different teams. Besides that, since 2018, he works as business operations consultant, helping companies establish and improve internal processes so that they operate efficiently, smoothly, and without unnecessary costs. His experience in business structure analysis, implementation of modern management approaches, and experience in both building systems from scratch and optimizing operations for further growth could be a turning point for the development of Orion Bliss Corp.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our director believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the director.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The director believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the director and we do not have any specific process or procedure for evaluating such nominees. The director, will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our director may do so by directing a written request addressed to our president and director, at the address appearing on the first page.

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

In lieu of an Audit Committee, the Company’s director is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The director reviews the Company's internal accounting controls, practices and policies.

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

Board Committees

We do not have any Board Committees.

Clawback Policy

The Company has not adopted a Clawback Policy (Policy for Recovery of Erroneously Awarded Compensation) because it does not currently maintain any incentive-based compensation arrangements for its executive officers. The Company does not currently grant performance-based cash bonuses, stock awards, stock options, or other incentive compensation that would be subject to recovery under such a policy. The Company will evaluate the adoption of a Clawback Policy if its executive compensation practices change in the future.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Management Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our officer and director from our inception until April 30, 2026:

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Natalia Perman, President,	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer, Secretary	2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of April 30, 2026, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Natalia Perman, President, CEO, CFO and Chairman of the Board.	2,000,000 shares

Certain Stockholders

The following table sets forth certain information with respect to each person known by us to be the beneficial owner of five percent or more of either class of the Company’s outstanding common stock. The content of this table is based upon the most current information contained in Schedules 13D or 13G filings with the SEC, unless more recent information was obtained.

Natalia Perman, President, CEO, CFO and Chairman of the Board.	65.8%

This percentage is calculated based on the outstanding shares of 3,038,000 as of April 30, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2026 by: (i) each person known to us to own more than five percent (5%) of any class of our voting securities, (ii) our directors, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Common	Natalia Perman	2,000,000	65.8%
Common	Lado Shapakidze	0	0%
Common	Nika Maikhanashvili	0	0%

As reflected in the Company’s balance sheet, as of April 30, 2026, the Company had Accounts Payable – Related Party in the amount of $61,000 and a Director Loan in the amount of $68,520. As of April 30, 2025, Accounts Payable – Related Party was $49,000 and Director Loan was $67,724.

During the fiscal year ended April 30, 2026, the Company recorded $12,000 in Accounts Payable – Related Party and $795 in Related Party Loans in the statement of cash flows. During the fiscal year ended April 30, 2025, the Company recorded $12,000 in Accounts Payable – Related Party and $14,207 in Related Party Loans in the statement of cash flows.

The amounts owed to Natalia Perman were for working capital purposes. The amount is outstanding and payable upon request. Furthermore, as of April 1, 2022 as per consulting agreement the director will be compensated on a monthly basis $1,000 will accumulate in Accounts payable- related party. As of April 30, 2026 we owe to our director $61,000 consulting fees from Inception.

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

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit Boladale Lawal & CO, Independent registered public accountants for services for the fiscal years 2026 and 2025, respectively.

Fee Category	Fiscal Year 2026	Fiscal Year 2025
Audit Fees	$14,000	$15,000
Tax Fees	–	–
All Other Fees	–	–
Total	$14,000	$15,000

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

The following exhibits are included as part of this report by reference:

19	Insider Trading Policy
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
99.1	Management’s Annual Report on Internal Control over Financial Reporting.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in Ashdod Kalonite 9-57 Israel 7724233 on July 08, 2026.

Orion Bliss CORP.

By:	/s/ Natalia Perman
Name:	Natalia Perman
Title:	President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Natalia Perman		July 08, 2026
Natalia Perman	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

/s/ Lado Shapakidze		July 08, 2026
Lado Shapakidze	Director

/s/ Nika Maikhanashvili		July 08, 2026
Nika Maikhanashvili	Director

INDEX TO FINANCIAL STATEMENTS

ORION BLISS CORP.

FINANCIAL STATEMENT

April 30, 2026

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Orion Bliss Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Orion Bliss Corp as of April 30, 2026, and 2025, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026, and 2025, and the results of its operations and its cash flows for each of the two years ended April 30, 2026, and 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $40,926 and a working capital deficit of $176,807. The continuation of the Company as a going concern is dependent upon improving the profitability and the continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

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

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 2 to the financial statements, the Company has operating losses. Furthermore, the company generated limited revenue since the inception of business. The ability of the Company to continue as a going concern is dependent upon generating profitable business operation and obtaining additional working capital funding from the Management or by way of public or private offerings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
(ii)	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,
(iii)	We assessed the possibility of raising additional debt or credit,
(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company’s auditor since 2024

Lagos, Nigeria

July 7, 2026

ORION BLISS CORP.

BALANCE SHEETS (Audited)

	As of April 30, 2026	As of April 30, 2025
ASSETS
Current Assets
Escrow account	$5,041	$19,520
Total Current Assets	5,041	19,520

Non-Current Assets
Intangible Assets
Mobile Application, net	31,850	40,950
Website Development, net	134	134
Total Non-Current Intangible Assets	31,984	41,084

Total Assets	$37,025	$60,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Interest Payable	6,828	2,276
Accounts Payable- Related party	$61,000	$49,000
Director Loan	68,520	67,724
Note Payable	45,500	45,500
Total Current Liabilities	181,848	164,500

Stockholders’ Equity / (Deficit)
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,038,000 shares issued and outstanding	304	304
Additional paid-in-capital	20,656	20,656
Accumulated deficit	(165,782)	(124,856)
Total Stockholders’ Deficit	(144,822)	(103,896)

Total Liabilities and Stockholders’ Equity	$37,025	$60,604

The accompanying notes are an integral part of these financial statements.

ORION BLISS CORP.

STATEMENTS OF OPERATIONS (Audited)

	Year ended April 30, 2026	Year ended April 30, 2025

REVENUES (Consulting-promo services)	$12,000	$26,015

OPERATING EXPENSES
General and Administrative Expenses	52,926	40,718

TOTAL OPERATING EXPENSES	52,926	40,718

NET INCOME (LOSS) FROM OPERATIONS	(40,926)	(14,703)

PROVISION FOR INCOME TAXES	–	–

NET INCOME / (LOSS)	$(40,926)	$(14,703)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,038,000	3,038,000

The accompanying notes are an integral part of these financial statements.

ORION BLISS CORP

STATEMENTS OF STOCKHOLDER EQUITY (Audited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, March 23, 2021	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on April 15, 2021	2,000,000	200	–	–	200
Net loss for the year ended April 30, 2021	–	–	–	(1,925)	(1,925)

Balance, April 30, 2021	2,000,000	$200	$–	$(1,925)	$(1,725)

Net loss for the year ending April 30, 2022	–	–	–	(26,690)	(26,690)

Balance, April 30, 2022	2,000,000	$200	$–	$(28,615)	$(28,415)

Shares issued for cash at $0.02 per share during July, October and January.	1,038,000	104	20,656	–	20,760
Net loss for the year ending April 30, 2023	–	–	–	(29,182)	(29,182)

Balance, April 30, 2023	3,038,000	$304	$20,656	$(57,797)	$(36,837)

Net loss for the year ending April 30, 2024	–	–	–	(52,356)	(52,356)

Balance, April 30, 2024	3,038,000	$304	$20,656	$(110,153)	$(89,193)

Net loss for the year ending April 30, 2025	–	–	–	(14,703)	(14,703)

Balance, April 30, 2025	3,038,000	$304	$20,656	$(124,856)	$(103,896)

Net loss for the year ending April 30, 2026	–	–	–	(40,926)	(40,926)

Balance, April 30, 2026	3,038,000	$304	$20,656	$(165,782)	$(144,822)

The accompanying notes are an integral part of these financial statements.

ORION BLISS CORP.

STATEMENTS OF CASH FLOWS (Audited)

	Year ended April 30, 2026	Year ended April 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(40,926)	$(14,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued Accumulated amortization	9,100	4,550
Changes in assets and liabilities:
CASH FLOWS USED IN OPERATING ACTIVITIES	(31,826)	(10,153)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile application	–	(45,500)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	–	(45,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Interest payable	4,552	2,276
Note Payable	–	45,500
Accounts Payable- Related Party	12,000	12,000
Related Party Loans	795	14,207
Proceeds from Sale of Common Stock	–	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	17,347	73,983

Net increase in cash and equivalents	(14,479)	18,330
Cash and equivalents at beginning of the period	19,520	1,190
Cash and equivalents at end of the period	$5,041	$19,520

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

ORION BLISS CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2026 AND 2025

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

As reflected in the financial statements, the Company had an accumulated deficit of $165,782 at April 30, 2026 and $124,856 at April 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is April 30.

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements of the Company. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented in conformity with US GAAP. These audited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended April 30, 2026. Interim results are not necessarily indicative of the results that may be expected for a full year or any other interim period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. As of April 30, 2026 and 2025 there are no cash and cash equivalents.

Intangible Assets

The Company purchased and possesses an asset in a form of the website and mobile application. The Company is using straight - line amortization for our mobile application and website since they are fully operational as of October 31, 2024:

Mobile Application and Website – $45,500.

Term of amortization – 60 months (5 years).

Balances as of April 30, 2026 is as follows:

Schedule of intangible assets	April 30, 2026

Non-Current Assets
Intangible Assets Purchased
Mobile Application	$45,500
Accumulated Amortization	(13,650)
Website Development, net	134
Total Non-Current Intangible Assets	$31,984

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

During the year ended April 30, 2026, we generated total revenue of $12,000.

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

As of April 30, 2026, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Segment Reporting

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker function (which is fulfilled by our chief executive officer) in deciding how to allocate resources and in assessing performance. Our chief executive officer allocates resources and assesses performance based upon financial information at the level. Since we operate in one operating segment, all required financial segment information is presented in the financial statements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 4 – LOAN FROM DIRECTOR

As of April 30, 2026, the Company owed $68,520 to the Company’s director, Natalia Perman for the Company’s working capital purposes. The amount is outstanding and payable upon request. The company compensated the director by issuing common shares 2,000,000 at par value $200 towards incurred company’s expenses. Furthermore, as of April 1, 2022 as per consulting agreement the director will be compensated on a monthly basis $1,000 will accumulate in Accounts payable- related party. As of April 30, 2026 we owe to our director $61,000 consulting fees from Inception.

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

There were 3,038,000 shares of common stock issued and outstanding as of April 30, 2026.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Our officer and director, Natalia Perman, has agreed to provide her own premise under office needs. She will not take any fee for these premises; it is for free use.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

	April 30, 2026	Rate %	April 30, 2025	Rate %

Tax benefit (expenses) at U.S. statutory rate	$(8,594)	(21.0)%	$(3,088)	(21.0)%
Change in valuation allowance	8,594	21.0%	3,088	21.0%
Tax benefit (expenses), net	$–	0.00%	$–	0.00%

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	April 30, 2026	April 30, 2025

Net operating loss	$(34,814)	$(26,220)
Valuation allowance	34,814	26,220
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $165,782 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to April 30, 2026 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

