Form 10-Q
period 2026-07-31
Orion Bliss Corp.
filed 2026-08-25
CIK 1854183

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 31, 2026
Common Stock: $0.0001	3,038,000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

ORION BLISS CORP.

BALANCE SHEETS

	July 31, 2026	April 30, 2026
	(Unaudited)	(Audited)
ASSETS
Current Assets
Escrow Account	$7,610	$5,041
Total Current Assets	7,610	5,041

Non- Current Assets
Intangible Assets
Mobile Application, net	29,575	31,850
Website Development, net	134	134
Total Non-Current Intangible Assets	29,709	31,984

Total Assets	$37,319	$37,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Interest Payable	$7,966	$6,828
Accounts payable - Related party	64,000	61,000
Director loan	68,520	68,520
Note Payable	45,500	45,500
Total Current Liabilities	185,986	181,848

Stockholders’ Equity / (Deficit)
Common stock, $0.0001 par value; 75,000,000 shares authorized, 3,038,000 shares issued and outstanding respectively	304	304
Additional paid-in capital	20,656	20,656
Accumulated deficit	(169,626)	(165,782)
Total Stockholders’ Deficit	(148,666)	(144,822)

Total Liabilities and Stockholders’ Equity	$37,319	$37,025

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended July 31, 2026	Three Months Ended July 31, 2025

Revenue from Consulting Services	$12,000	$3,000

General and Administrative Expenses	15,844	14,522

NET INCOME (LOSS) FROM OPERATIONS	(3,844)	(11,522)

PROVISION FOR TAXES	–	–

NET INCOME (LOSS)	$(3,844)	$(11,522)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,038,000	3,038,000

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

STATEMENTS OF STOCKHOLDER EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, March 23, 2021	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on April 15, 2021	2,000,000	200	–	–	200
Net loss for the year ended April 30, 2021	–	–	–	(1,925)	(1,925)

Balance, April 30, 2021	2,000,000	$200	$–	$(1,925)	$(1,725)

Net loss for the year ending April 30, 2022	–	–	–	(26,690)	(26,690)

Balance, April 30, 2022	2,000,000	$200	$–	$(28,615)	$(28,415)

Shares issued for cash at $0.02 per share during July, October and January.	1,038,000	104	20,656	–	20,760
Net loss for the year ending April 30, 2023	–	–	–	(29,182)	(29,182)

Balance, April 30, 2023	3,038,000	$304	$20,656	$(57,797)	$(36,837)

Net loss for the year ending April 30, 2024	–	–	–	(52,356)	(52,356)

Balance, April 30, 2024	3,038,000	$304	$20,656	$(110,153)	$(89,193)

Net loss for the year ending April 30, 2025	–	–	–	(14,703)	(14,703)

Balance, April 30, 2025	3,038,000	$304	$20,656	$(124,856)	$(103,896)

Net loss for the year ending April 30, 2026	–	–	–	(40,926)	(40,926)

Balance, April 30, 2026	3,038,000	$304	$20,656	$(165,782)	$(144,822)

Net loss for the year ending July 31, 2026	–	–	–	(3,844)	(3,844)

Balance, July 31, 2026	3,038,000	$304	$20,656	$(169,626)	$(148,666)

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended July 31, 2026	Three Months Ended July 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(3,844)	$(11,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Accumulated amortization	2,275	2,275
Changes in assets and liabilities:
Accounts Payable - Related Party	–	3,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,569)	(6,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Interest payable	1,138	1,138
Accounts Payable - Related Party	3,000	–
Related Party loans	–	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,138	1,138

Net Cash Increase (Decrease) for Period	2,569	(5,109)
Cash at the beginning of Period	5,041	19,520
Cash at end of Period	$7,610	$14,411

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these condensed financial statements

ORION BLISS CORP.

Notes to the Financial Statements

July 31, 2026 and 2025

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $169,626 as of July 31, 2026 and $165,782 as of April 30, 2026. The Company has Promissory Notes on a balance sheet of $45,500 at July 31, 2026. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended July 31, 2026, are not necessarily indicative of the operating results that may be expected for the year ending April 30, 2026. These unaudited condensed financial statements should be read in conjunction with the April 30, 2026, financial statements and notes thereto.

Revenue

In accordance with ASC 606, revenue is measured based on a consideration specified with a customer and recognized when we satisfy the performance obligation specified with a customer.

During the three month period ended July 31, 2026, we have generated $12,000 revenue.

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

Since October 31, 2024 to July 31, 2026 the company’s accumulated amortization was $15,925.

Interest Payable Note

The Company holds Promissory note payable of $45,500, as per contract the company has to pay interest of 10% annually. As of July 31, 2026 the Company’s Interest payable is $7,966.

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

Due to its short-term nature, the carrying value of receivables, accounts payable, and advances approximated fair value at July 31, 2026.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2026, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

There were 3,038,000 shares of common stock issued and outstanding as of July 31, 2026.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

July 31, 2026
Tax benefit (expenses) at U.S. statutory rate	$(807)
Change in valuation allowance	807
Tax benefit (expenses), net	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

July 31, 2026
Net operating loss	$(35,621)
Valuation allowance	35,621
Deferred tax assets, net	$–

The Company has accumulated approximately $169,626 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to July 31, 2026 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Ended July 31, 2026 and 2025:

During the three months ended July 31, 2026 the Company has generated $12,000 revenue.

Our net loss for the three months ended July 31, 2026 was $3,844. Operating expenses consist of mainly professional fees.

During the three months ended July 31, 2025 the Company has generated $3,000 revenue.

Our net loss for the three months ended July 31, 2025 was $11,522. Operating expenses consist of mainly professional fees.

Liquidity and Capital Resources

As of July 31, 2026, our total assets were $37,319 consisting of website development, net of $134, mobile application $45,500, cash $7,610 from issuance of common stock and accumulated amortization $15,925. As of July 31, 2026, our current liabilities were $185,986 consisting of accounts payable-related party advances of $64,000, director loan of $68,520, note payable of $45,500 and interest payable $7,966.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended July 31, 2026 and 2025, net cash flows used in operating activities were $1,569 and $6,247.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities in the amount $4,138 during the three months ended July 31, 2026. During the three months ended July 31, 2025 we generated positive cash flows from financing activities of $1,138.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended July 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Signature	Title	Date

/s/ Natalia Perman
Natalia Perman	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	August 25, 2026

/s/ Lado Shapakidze
Lado Shapakidze	Director	August 25, 2026

/s/ Nika Maikhanashvili
Nika Maikhanashvili	Director	August 25, 2026

